Form 10-Q
period 1999-07-24
USOP MERCHANDISING CO
filed 1999-09-07
CIK 1067730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 24, 1999


                                       OR


/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ___________________ .


Commission File Number 000-25372


                          U.S. OFFICE PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

                 Delaware                                  52-1906050
       (State of other jurisdiction                     (I.R.S. Employer
       incorporation or organization.)                 Identification No.)

     1025 Thomas Jefferson Street, N.W.
              Suite 600 East
              Washington, D.C.                                20007
   (Address of principal executive offices)                 (Zip Code)

                                 (202) 339-6700
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

     As of September 3, 1999, there were 36,800,087 shares of common stock outstanding.

                           US OFFICE PRODUCTS COMPANY
                                      INDEX



                                                                        PAGE NO.
                                                                        ------

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet .....................................   2
         July 24, 1999 (unaudited) and April 24, 1999

        Consolidated Statement of Operations ...........................   3
         For the three months ended July 24, 1999 (unaudited) and
          July 25, 1998 (unaudited)

        Consolidated Statement of Cash Flows ...........................   4
         For the three months ended July 24, 1999 (unaudited) and
          July 25, 1998 (unaudited)

        Notes to Consolidated Financial Statements .....................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations .........................................  18

Item 3. Quantitative and Qualitative Disclosures about Market Risk .....  31


PART II--OTHER INFORMATION

Item 1. Legal Proceedings ..............................................  32

Item 6. Exhibits and Reports on Form 8-K ...............................  33

Signatures .............................................................  34

Exhibit Index ..........................................................  35


                        PART I--FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           US OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               JULY 24,        APRIL 24,
                                                                 1999            1999
                                                             -----------      -----------
                                                             (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents ............................     $    44,459      $    76,102
  Accounts receivable, less allowance for doubtful
   accounts of $11,086 and $11,720, respectively .......         303,567          304,374
  Inventories, net .....................................         197,978          206,857
  Prepaid expenses and other current assets ............         127,876          106,771
                                                             -----------      -----------
    Total current assets ...............................         673,880          694,104

Property and equipment, net ............................         221,229          231,152
Intangible assets, net .................................         844,569          858,197
Other assets ...........................................         237,252          228,706
                                                             -----------      -----------
    Total assets .......................................     $ 1,976,930      $ 2,012,159
                                                             -----------      -----------
                                                             -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt ......................................     $    18,442      $    19,193
  Accounts payable .....................................         178,201          168,976
  Accrued compensation .................................          41,786           46,384
  Other accrued liabilities ............................          90,071          100,688
                                                             -----------      -----------
    Total current liabilities ..........................         328,500          335,241

Long-term debt .........................................       1,169,396        1,171,429
Other long-term liabilities and minority interests .....          26,743           25,947
                                                             -----------      -----------
    Total liabilities ..................................       1,524,639        1,532,617
                                                             -----------      -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares
   authorized, 73,262 issued and outstanding
  Common stock, $.001 par value, 500,000,000 shares
   authorized, 36,941,791 and 36,853,505 shares issued,
   36,800,087 and 36,702,778 shares outstanding, 141,704
   and 150,727 held in treasury, respectively ..........              37               37
  Additional paid-in capital ...........................         727,614          727,614
  Accumulated other comprehensive loss .................        (119,665)        (119,941)
  Accumulated deficit ..................................        (155,695)        (128,168)
                                                             -----------      -----------
    Total stockholders' equity .........................         452,291          479,542
                                                             -----------      -----------
    Total liabilities and stockholders' equity .........     $ 1,976,930      $ 2,012,159
                                                             -----------      -----------
                                                             -----------      -----------


          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED
                                                                      ------------------------
                                                                       JULY 24,       JULY 25,
                                                                         1999           1998
                                                                      ---------      ---------

Revenues ........................................................     $ 625,503      $ 651,949
Cost of revenues ................................................       450,720        474,285
                                                                      ---------      ---------
    Gross profit ................................................       174,783        177,664

Selling, general and administrative expenses ....................       158,610        148,822
Amortization expense ............................................         5,990          5,959
Operating restructuring costs ...................................         1,909          8,726
Strategic Restructuring Plan costs ..............................                       97,503
                                                                      ---------      ---------
    Operating income (loss) .....................................         8,274        (83,346)

Interest expense ................................................        27,717         18,888
Interest income .................................................        (1,070)          (366)
Unrealized foreign currency transaction loss ....................        13,555
Other (income) expense ..........................................         2,451           (410)
                                                                      ---------      ---------
Loss from continuing operations before benefit from income
 taxes and extraordinary items ..................................       (34,379)      (101,458)
Benefit from income taxes .......................................        (6,852)       (17,915)
                                                                      ---------      ---------
Loss from continuing operations before extraordinary items ......       (27,527)       (83,543)
Loss from discontinued operations, net of income taxes ..........                       (1,294)
                                                                      ---------      ---------
Loss before extraordinary items .................................       (27,527)       (84,837)
Extraordinary items--loss on early termination of debt
 facilities, net of income taxes ................................                         (269)
                                                                      ---------      ---------
Net loss ........................................................     $ (27,527)     $ (85,106)
                                                                      ---------      ---------
                                                                      ---------      ---------
Basic and diluted per share amounts:
  Loss from continuing operations before extraordinary items ....     $   (0.75)     $   (2.38)
  Loss from discontinued operations .............................                        (0.04)
  Extraordinary items ...........................................                        (0.01)
                                                                      ---------      ---------
  Net loss ......................................................     $   (0.75)     $   (2.43)
                                                                      ---------      ---------
                                                                      ---------      ---------


          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                       THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                   JULY 24,          JULY 25,
                                                                                     1999             1998
                                                                                  -----------      -----------

Cash flows from operating activities:
  Net loss ..................................................................     $   (27,527)     $   (85,106)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations .......................................                            1,294
    Depreciation and amortization ...........................................          16,265           14,618
    Unrealized foreign currency transaction loss ............................          13,555
    Strategic Restructuring Plan costs ......................................                           70,379
    Deferred income taxes ...................................................          (4,086)            (152)
    Extraordinary loss ......................................................                              269
    Equity in net (income) loss of affiliate ................................           1,027             (860)
    Changes in assets and liabilities (net of changes in assets and liabilities related to business combinations):
      Accounts receivable, net ..............................................          (5,207)          (5,246)
      Inventories, net ......................................................           1,074             (857)
      Prepaid expenses and other current assets .............................          (5,281)         (13,509)
      Accounts payable ......................................................          14,631           (3,493)
      Accrued liabilities ...................................................         (14,963)          15,307
                                                                                  -----------      -----------
        Net cash used in operating activities ...............................         (10,512)          (7,356)
                                                                                  -----------      -----------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals .....................         (12,499)         (12,928)
  Investments in affiliates .................................................          (4,000)
  Cash paid in acquisitions, net of cash received ...........................                          (11,822)
  Other .....................................................................           1,287             (785)
                                                                                  -----------      -----------
        Net cash used in investing activities ...............................         (15,212)         (25,535)
                                                                                  -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net .............................             890        1,153,265
  Payments of long-term debt ................................................                         (212,695)
  Payments of short-term debt, net ..........................................          (6,516)        (359,960)
  Proceeds from issuance of common stock, net ...............................                          321,745
  Repurchase of common stock in Equity Tender ...............................                       (1,000,000)
  Net repayments by discontinued operations .................................                          118,864
                                                                                  -----------      -----------
        Net cash  provided by (used in) financing activities ................          (5,626)          21,219
                                                                                  -----------      -----------
Effect of exchange rates on cash and cash equivalents .......................            (293)            (384)
Cash used in discontinued operations ........................................                          (12,518)
                                                                                  -----------      -----------
Net decrease in cash and cash equivalents ...................................         (31,643)         (24,574)
Cash and cash equivalents, beginning of period ..............................          76,102           52,021
                                                                                  -----------      -----------
Cash and cash equivalents, end of period ....................................     $    44,459      $    27,447
                                                                                  -----------      -----------
                                                                                  -----------      -----------


          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)
                                   (CONTINUED)



                                                        THREE MONTHS ENDED
                                                       --------------------
                                                       JULY 24,    JULY 25,
                                                         1999        1998
                                                       --------    --------

Supplemental disclosures of cash flow information:
  Cash paid for income taxes .....................     $ 1,044     $19,554
  Cash paid for interest .........................     $36,426     $   879


Noncash transactions:

  - During the three months ended July 25, 1998, the Company issued 2,025,185 shares of common stock in exchange for $130,989 of the 5 1/2% convertible subordinated notes due 2001.

  - During the three months ended July 25, 1998, the Company issued 7,911 shares of common stock upon conversion of $1,000 of the 5 1/2% convertible subordinated notes due 2003.


          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

     The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products Company (the "Company" or "US Office Products"), and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates. As a result of the Company's spin-off of its Technology Solutions, Print Management, Educational Supplies, and Corporate Travel Services businesses (collectively, the "Spin-Off Companies"), the accompanying consolidated financial statements reflect the results of the Spin-Off Companies as discontinued operations through June 9, 1998 (the effective date of the Spin-Off). See Note 2, "Discontinued Operations." The Company's continuing operations consist of its North American operations (which include office supplies and coffee services, office furniture, refreshment (vending) services and a series of non-core businesses), Mail Boxes Etc. ("MBE"), the Company's international operations in New Zealand and Australia (referred to herein as the "Blue Star Group"), and the Company's
49% interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer. The North American operations are primarily in the United States; they include two coffee and beverage businesses located in Canada.

     In June 1998, the Company completed a comprehensive restructuring plan (the "Strategic Restructuring Plan"). The Strategic Restructuring Plan included three principal elements: (i) the repurchase by the Company, through a self-tender offer, of a portion of its outstanding shares (including shares underlying employee stock options) (the "Equity Tender"); (ii) the Company's distribution to its stockholders of the shares of the Spin-Off Companies; and (iii) the purchase by an affiliate of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment fund, of 24.9% of the Company's shares, plus warrants to purchase additional shares.

     In conjunction with the Strategic Restructuring Plan, the Company also completed several financing transactions (the "Financing Transactions") in June 1998. The Financing Transactions consisted of the following: (i) the Company repurchased substantially all of its 5 1/2% convertible subordinated notes due 2003; (ii) through an exchange offer, the Company exchanged substantially all of its 5 1/2% convertible subordinated notes due 2001; (iii) the Company entered into a new $1,225,000 senior secured bank credit facility and terminated its former credit facility; and (iv) the Company issued and sold $400,000 of 9
3/4% senior subordinated notes due 2008 (the "2008 Notes") in a private placement. During fiscal 1999, the Company reached an agreement with its bank lenders to revise the terms of the credit facility (as amended, the "Credit Facility"). The revisions included modifications to the financial covenants and reductions in the amounts available under the revolving credit facility from $250,000 to $200,000 and the multi-draw term loan facility from $200,000 to $50,000.

     For a complete description of the Strategic Restructuring Plan and the Financing Transactions, see Note 3 of the Notes to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 1999.

     In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended April 24, 1999, included in the Company's Annual Report on Form 10-K.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 2--DISCONTINUED OPERATIONS

     As a result of the Strategic Restructuring Plan, the Spin-Off Companies are reflected as discontinued operations for the three months ended July 25, 1998 in the Company's consolidated financial statements. The Spin-Off Companies began operating as independent companies on June 10,1998.

     The loss from discontinued operations included in the consolidated statement of operations represents the sum of the results of the Spin-Off Companies for the 45-day period they were included in the Company's fiscal 1999 results and is summarized as follows:



                                                        CORPORATE                                TOTAL
                                             PRINT       TRAVEL     EDUCATIONAL  TECHNOLOGY   DISCONTINUED
                                           MANAGEMENT   SERVICES     SUPPLIES     SOLUTIONS    OPERATIONS
                                           ----------   ---------   -----------  ----------   ------------

Three months ended July 25, 1998:
  Revenues ............................    $  41,132    $ 19,346     $  40,785   $  30,951     $ 132,214
  Operating income (loss) .............       (1,601)         14         1,836         403           652
  Income (loss) before provision for
    (benefit from) income taxes .......       (2,043)       (108)        1,069         381          (701)
  Provision for (benefit from) income
    taxes .............................         (732)        158           703         464           593
  Income (loss) from discontinued
    operations, net of income taxes ...       (1,311)       (266)          366         (83)       (1,294)


     The results of the Spin-Off Companies include allocations of interest expense, at US Office Products' weighted average interest rates, and do not include any allocations of corporate overhead from US Office Products during the period presented.

NOTE 3--STOCKHOLDERS' EQUITY

     Changes in stockholders' equity during the three months ended July 24, 1999, were as follows:




Stockholders' equity balance at April 24, 1999.................................................     $  479,542
       Comprehensive loss:
             Other comprehensive income .......................................................            276
             Net loss .........................................................................        (27,527)
                                                                                                    ----------
Stockholders' equity balance at July 24, 1999.................................................      $  452,291
                                                                                                    ----------
                                                                                                    ----------



     The components of comprehensive loss are as follows:


                                                   THREE MONTHS ENDED
                                                ------------------------
                                                JULY 24,        JULY 25,
                                                  1999           1998
                                                ---------      ---------

Net loss ..................................     $ (27,527)     $ (85,106)
Other comprehensive income (loss):
     Cumulative translation adjustment ....           276        (36,777)
                                                ---------      ---------
Comprehensive loss ........................     $ (27,251)     $(121,883)
                                                ---------      ---------
                                                ---------      ---------

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


     On June 10, 1998, the Company effected a one-for-four reverse split of its common stock whereby each four shares of common stock were exchanged for one share of common stock. All share and per share data appearing in these consolidated financial statements and notes hereto have been retroactively adjusted for this split.

NOTE 4--EARNINGS PER SHARE

     The following information presents the Company's computations of basic and diluted earnings per share from continuing operations before extraordinary items for the periods presented in the consolidated statement of operations.



                                             LOSS         SHARES      PER SHARE
                                          (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                          -----------  -------------  ---------
Three months ended July 24, 1999:
  Basic and diluted loss per share ....   $(27,527)       36,735     $  (0.75)
                                                                     --------
                                                                     --------
Three months ended July 25, 1998:
  Basic and diluted loss per share ....   $(83,543)       35,073     $  (2.38)
                                                                     --------
                                                                     --------


     As a result of the loss from continuing operations before extraordinary items for the three months ended July 24, 1999 and July 25, 1998, the basic and diluted loss per share amounts for such periods were calculated using the same number of shares outstanding, since all of the Company's employee stock options and the two series of convertible debt securities outstanding during the periods were anti-dilutive. In addition, the convertible preferred stock outstanding during the three month period ended July 24, 1999 was anti-dilutive.

NOTE 5--BUSINESS COMBINATIONS

     The Company made no acquisitions and completed three business divestitures during the three months ended July 24, 1999. In fiscal 1999, the Company completed a total of 22 acquisitions, all related to continuing operations, which were accounted for under the purchase method and had an aggregate purchase price of $34,508. The Company also completed seven business divestitures or closures during fiscal 1999.

     The following presents the unaudited pro forma results of operations of the Company for the three months ended July 24, 1999, and July 25, 1998. These results include the Company's consolidated financial statements and the results of the Purchased Companies and exclude the results of all business divestitures as if all such purchase acquisitions and business divestitures had been made at the beginning of fiscal 1999. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets and the inclusion of an appropriate income tax provision or benefit on all earnings and losses:



                                                                       THREE MONTHS ENDED
                                                                     -----------------------
                                                                     JULY 24,       JULY 25,
                                                                       1999           1998
                                                                     --------       --------


Revenues .......................................................     $ 625,156      $ 642,435
Loss from continuing operations before extraordinary items .....       (25,708)        (3,988)
Basic and diluted loss per share from continuing operations ....         (0.70)         (0.11)


                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


     The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the purchase acquisitions and business divestitures occurred at the beginning of fiscal 1999 or the results that may occur in the future.

NOTE 6--SEGMENT REPORTING

BUSINESS SEGMENTS

     The Company has five reportable segments, which include:

       - NORTH AMERICAN OFFICE SUPPLIES--a direct-to-business contract stationer that offers items such as desktop accessories, writing instruments, paper products, computer consumables, business machines, catalog furniture and coffee services;

       - NORTH AMERICAN OFFICE FURNITURE--a group of operating companies that offer middle-market and contract furniture products and related services;

       - NORTH AMERICAN OTHER--the balance of the Company's North American operations, which includes a group of operating companies that offer refreshment (vending) services, a group of non-core operating businesses and the corporate costs associated with the North American operations;

       - BLUE STAR GROUP--a group of operating companies that include business supplies, business solutions (technology related products and services), print and consumer retailing operations that operate in New Zealand and Australia;

       - MBE--a franchisor of retail business, communication and postal service centers which offers a range of business products and services for personal and business consumers.

     Other consists of costs related to the Company's corporate headquarters and the Company's equity interest in Dudley. Eliminations consists of the elimination of the Company's investments in subsidiaries.

     Management measures the performance of the business segments based on several factors, including revenues, gross profit, operating income (loss) and EBITDA, as defined below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 1999.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED JULY 24, 1999
                            ----------------------------------------------------------------------------------------------------
                                   NORTH AMERICAN OPERATIONS
                            ----------------------------------------
                             OFFICE     OFFICE                        BLUE STAR                                     CONSOLIDATED
                            SUPPLIES   FURNITURE   OTHER    SUBTOTAL    GROUP       MBE      OTHER    ELIMINATIONS     TOTALS
                            ---------  ---------  -------   --------  ---------   -------  ---------  ------------  ------------

Revenues..................  $258,458    $94,718   $52,952   $406,128  $201,512    $17,863                           $   625,503
Gross profit..............    70,845     20,527    12,332    103,704    61,637      9,442                               174,783
Depreciation and
   amortization...........     3,935      1,638     2,140      7,713     6,486      1,956 $      110                     16,265
Operating income (loss)...    12,778      1,052    (5,363)     8,467     5,876      1,241     (7,310)                     8,274
EBITDA (a)................    17,325      3,354    (3,219)    17,460    12,836      3,250     (7,098)                    26,448
Other significant items:
   Identifiable assets....   451,336    165,058   175,208    791,602   720,770    315,444  1,116,198   $ (967,084)    1,976,930
   Net capital
       expenditures.......       694        325     5,362      6,381     5,491        211        416                     12,499




                                                               THREE MONTHS ENDED JULY 25, 1998
                               --------------------------------------------------------------------------------------------------
                                      NORTH AMERICAN OPERATIONS
                               --------------------------------------
                                OFFICE    OFFICE                       BLUE STAR                                     CONSOLIDATED
                               SUPPLIES  FURNITURE   OTHER   SUBTOTAL    GROUP      MBE      OTHER     ELIMINATIONS     TOTALS
                               --------  ---------  -------  --------  ---------  -------  --------    ------------  ------------

Revenues..................     $261,393  $111,641   $67,178  $440,212  $196,291   $15,446                            $  651,949
Gross profit..............       69,997    24,279    14,814   109,090    60,103     8,471                               177,664
Depreciation and
 amortization...........          3,995       828     1,742     6,565     6,083     1,873 $       97                     14,618
Operating income (loss)...       12,202      (620)      218    11,800     4,018     1,897   (101,061)                   (83,346)
EBITDA (a)................       16,528     5,703     2,038    24,269    12,511     4,738     (4,017)                    37,501
Other significant items (b):
  Identifiable assets....                                     809,719   761,004   316,681  1,098,331   $ (948,723)    2,037,012
  Net capital
   expenditures.......                                          5,371     6,410       559        588                     12,928


--------------------
(a) EBITDA represents earnings from continuing operations before interest expense, benefit from income taxes, depreciation expense, amortization expense, Strategic Restructuring Plan costs, operating restructuring costs, unrealized foreign currency transaction loss, other (income) expense and extraordinary items. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

(b) The identifiable assets as of July 25, 1998 and the net capital expenditures for the three months ended July 25, 1998 have not been presented for the segments of the Company's North American operations because it was not practicable to obtain such information under the Company's new product line oriented organizational structure.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


GEOGRAPHIC SEGMENTS

     The following table sets forth information as to the Company's operations in its different geographic segments:


                                                                                       NEW ZEALAND
                                                                         NORTH             AND
                                                                        AMERICA         AUSTRALIA         TOTAL
                                                                        -------         ---------         -----
Three months ended July 24, 1999:
  Revenues ......................................................     $   423,991      $   201,512     $   625,503
  Operating income ..............................................           2,398            5,876           8,274
  Identifiable assets of continuing operations at period-end ....       1,256,160          720,770       1,976,930

Three months ended July 25, 1998:
  Revenues ......................................................     $   455,658      $   196,291     $   651,949
  Operating income (loss) .......................................         (87,364)           4,018         (83,346)
  Identifiable assets of continuing operations at period-end ....       1,276,008          761,004       2,037,012


NOTE 7--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following is summarized condensed consolidating financial information for the Company, showing guarantor subsidiaries and non-guarantor subsidiaries separately. The financial information shown in the "Guarantor Subsidiaries" column represents the financial information of the domestic subsidiaries that are guarantors of the new Credit Facility and the 2008 Notes. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not provide additional meaningful information to investors.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


BALANCE SHEETS


                                                                                      JULY 24, 1999
                                                     ------------------------------------------------------------------------------
                                                     US OFFICE
                                                      PRODUCTS
                                                      COMPANY
                                                      (PARENT         GUARANTOR      NON-GUARANTOR   CONSOLIDATING     CONSOLIDATED
                                                      COMPANY)       SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                     -----------     ------------    -------------   -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................     $    16,772      $    12,413      $    15,274                      $    44,459
  Accounts receivable, less allowance for
    doubtful accounts ..........................                          217,795           85,772                          303,567
  Inventories, net .............................                           93,015          105,018      $      (55)(b)      197,978
  Prepaid expenses and other current assets ....          64,618            5,245           57,786             227 (b)      127,876
                                                     -----------      -----------      -----------      ----------      -----------
    Total current assets .......................          81,390          328,468          263,850             172          673,880

Property and equipment, net ....................           1,176          115,020          105,443            (410)(b)      221,229
Intangible assets, net .........................                          553,752          290,817                          844,569
Investment in subsidiaries .....................         967,084                                          (967,084)(a)
Other assets ...................................         130,379           36,168           70,705                          237,252
                                                     -----------      -----------      -----------      ----------      -----------
    Total assets ...............................     $ 1,180,029      $ 1,033,408      $   730,815      $ (967,322)     $ 1,976,930
                                                     -----------      -----------      -----------      ----------      -----------
                                                     -----------      -----------      -----------      ----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt ..............................     $    16,000      $     1,294      $     1,148                      $    18,442
  Short-term intercompany balances .............         275,654         (277,286)           1,632
  Accounts payable .............................           1,687          108,289           68,225                          178,201
  Accrued compensation .........................           4,010           20,382           17,394                           41,786
  Other accrued liabilities ....................          18,789           10,066           61,216                           90,071
                                                     -----------      -----------      -----------      ----------      -----------
    Total current liabilities ..................         316,140         (137,255)         149,615                          328,500

Long-term debt .................................       1,161,243            4,039            4,114                        1,169,396
Other long-term liabilities and minority
 interests .....................................        (703,923)         322,603          408,160      $      (97)(b)       26,743
                                                     -----------      -----------      -----------      ----------      -----------
    Total liabilities ..........................         773,460          189,387          561,889             (97)       1,524,639
                                                     -----------      -----------      -----------      ----------      -----------
Stockholders' equity:
  Preferred stock
  Common stock .................................              37                                                                 37
  Additional paid-in capital ...................         700,478          727,923          266,297        (967,084)(a)      727,614
  Accumulated other comprehensive loss .........         (73,254)                          (46,411)                        (119,665)
  Retained earnings (accumulated deficit) ......        (220,692)         116,098          (50,960)           (141)(b)     (155,695)
                                                     -----------      -----------      -----------      ----------      -----------
    Total stockholders' equity .................         406,569          844,021          168,926        (967,225)         452,291
                                                     -----------      -----------      -----------      ----------      -----------
    Total liabilities and stockholders'
     equity ....................................     $ 1,180,029      $ 1,033,408      $   730,815      $ (967,322)     $ 1,976,930
                                                     -----------      -----------      -----------      ----------      -----------
                                                     -----------      -----------      -----------      ----------      -----------


                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


BALANCE SHEETS (CONTINUED)


                                                                                APRIL 24, 1999
                                                  ---------------------------------------------------------------------------
                                                  US OFFICE
                                                   PRODUCTS
                                                   COMPANY
                                                   (PARENT        GUARANTOR     NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                   COMPANY)      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS        TOTAL
                                                  ---------      ------------    ------------    -----------     ------------

ASSETS
Current assets:
   Cash and cash equivalents ..................   $    48,094    $     9,281    $    18,727                      $    76,102
   Accounts receivable, less allowance for
     doubtful accounts ........................                      214,826         89,548                          304,374
   Inventories, net ...........................                       98,517        108,396     $      (56)(b)       206,857
   Prepaid expenses and other current assets ..        46,988         12,178         47,375            230 (b)       106,771
                                                  -----------    -----------    -----------     ----------       -----------
     Total current assets .....................        95,082        334,802        264,046            174           694,104

Property and equipment, net ...................        11,224        104,271        116,067           (410)(b)       231,152
Intangible assets, net ........................                      556,468        301,729                          858,197

Investment in subsidiaries ....................       972,027                                     (972,027)(a)
Other assets ..................................       130,615         31,550         66,541                          228,706
                                                  -----------    -----------    -----------     ----------       -----------
     Total assets .............................   $ 1,208,948    $ 1,027,091    $   748,383     $ (972,263)      $ 2,012,159
                                                  -----------    -----------    -----------     ----------       -----------
                                                  -----------    -----------    -----------     ----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt ............................   $    16,500    $     1,542    $     1,151                      $    19,193
   Short-term intercompany balances ...........       251,459       (252,938)         1,479
   Accounts payable ...........................         1,503        100,120         67,353                          168,976
   Accrued compensation .......................         4,555         22,751         19,078                           46,384
   Other accrued liabilities ..................        28,925         17,239         54,524                          100,688
                                                  -----------    -----------    -----------     ----------       -----------
     Total current liabilities ................       302,942       (111,286)       143,585                          335,241

Long-term debt ................................     1,165,196          4,111          2,122                        1,171,429
Other long-term liabilities and minority
   interests ..................................        22,104          3,526            317                           25,947

Long-term intercompany balances ...............      (816,154)       398,400        417,851       $    (97)(b)
                                                  -----------    -----------    -----------     ----------       -----------
     Total liabilities ........................       674,088        294,751        563,875            (97)        1,532,617
                                                  -----------    -----------    -----------     ----------       -----------

Stockholders' equity:
   Preferred stock ............................
   Common stock ...............................            37                                                             37
   Additional paid-in capital .................       800,478        627,923        271,240       (972,027)(a)       727,614
   Accumulated other comprehensive loss .......       (68,311)                      (51,630)                        (119,941)
   Retained earnings (accumulated deficit) ....      (197,344)       104,417        (35,102)          (139)(b       (128,168)
                                                  -----------    -----------    -----------     ----------       -----------
     Total stockholders' equity ...............       534,860        732,340        184,508       (972,166)          479,542
                                                  -----------    -----------    -----------     ----------       -----------
     Total liabilities and stockholders'
       equity .................................   $ 1,208,948    $ 1,027,091    $   748,383     $ (972,263)      $ 2,012,159
                                                  -----------    -----------    -----------     ----------       -----------
                                                  -----------    -----------    -----------     ----------       -----------


                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


STATEMENTS OF OPERATIONS


                                                                   FOR THE THREE MONTHS ENDED JULY 24, 1999
                                                  ---------------------------------------------------------------------------
                                                  US OFFICE
                                                   PRODUCTS
                                                   COMPANY
                                                   (PARENT        GUARANTOR     NON-GUARANTOR   CONSOLIDATING     CONSOLIDATED
                                                   COMPANY)      SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                  ---------      ------------   ------------     -----------      ------------

Revenues ......................................                  $ 428,811      $ 204,850       $ (8,158)(c)      $ 625,503
Cost of revenues ..............................                    316,809        142,057         (8,146)(c)        450,720
                                                  ---------      ---------      ---------       --------          ---------
     Gross profit .............................                    112,002         62,793            (12)           174,783

Selling, general and administrative
   expenses ...................................   $  12,203         92,335         54,082            (10)(c)        158,610
Amortization expense ..........................                      3,923          2,067                             5,990
Operating restructuring costs .................         102          1,333            474                             1,909
                                                  ---------      ---------      ---------       --------          ---------
     Operating income (loss) ..................     (12,305)        14,411          6,170             (2)             8,274

Interest expense ..............................      31,961        (14,035)         9,791                            27,717
Interest income ...............................        (280)          (640)          (150)                           (1,070)
Unrealized foreign currency transaction
   loss .......................................                                    13,555                            13,555
Other (income) expense ........................      (4,463)         4,328          2,586                             2,451
                                                  ---------      ---------      ---------       --------          ---------
Income (loss) before provision for
   (benefit from) income taxes ................     (39,523)        24,758        (19,612)            (2)           (34,379)
Provision for (benefit from) income
   taxes ......................................     (16,175)        13,077         (3,754)                           (6,852)
                                                  ---------      ---------      ---------       --------          ---------
Net income (loss) .............................   $ (23,348)     $  11,681      $ (15,858)      $     (2)         $ (27,527)
                                                  ---------      ---------      ---------       --------          ---------
                                                  ---------      ---------      ---------       --------          ---------


                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


STATEMENTS OF OPERATIONS (CONTINUED)


                                                                     FOR THE THREE MONTHS ENDED JULY 25, 1998
                                                  -----------------------------------------------------------------------------
                                                  US OFFICE
                                                   PRODUCTS
                                                   COMPANY
                                                   (PARENT        GUARANTOR     NON-GUARANTOR   CONSOLIDATING      CONSOLIDATED
                                                   COMPANY)      SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS           TOTAL
                                                  ---------      ------------   ------------    -------------      ------------

Revenues ......................................                  $ 460,457      $ 199,334       $ (7,842)(c)      $ 651,949
Cost of revenues ..............................   $    (773)       344,648        138,226         (7,816)(c)        474,285
                                                  ---------      ---------      ---------       --------          ---------
     Gross profit .............................         773        115,809         61,108            (26)           177,664

Selling, general and administrative
   expenses ...................................       8,066         88,555         52,238            (37)(c)        148,822
Amortization expense ..........................                      3,739          2,220                             5,959
Operating restructuring costs .................                      6,316          2,410                             8,726
Strategic Restructuring Plan costs ............      96,948            555                                           97,503
                                                  ---------      ---------      ---------       --------          ---------
     Operating income (loss) ..................    (104,241)        16,644          4,240             11            (83,346)

Interest expense ..............................      20,905        (10,291)         8,274                            18,888
Interest income ...............................         (52)          (163)          (151)                             (366)
Other (income) expense ........................                        157           (567)                             (410)
                                                  ---------      ---------      ---------       --------          ---------
Income (loss) from continuing
   operations before provision for
   (benefit from) income taxes and
   extraordinary items ........................    (125,094)        26,941         (3,316)            11           (101,458)

Provision for (benefit from) income taxes .....     (32,515)        14,165            430              5 (c)        (17,915)
                                                  ---------      ---------      ---------       --------          ---------
Income (loss) from continuing
   operations before extraordinary items ......     (92,579)        12,776         (3,746)             6            (83,543)
Loss from discontinued operations, net
   of income taxes ............................                                    (1,294)                           (1,294)
                                                  ---------      ---------      ---------       --------          ---------
Income (loss) before extraordinary items ......     (92,579)        12,776         (5,040)             6            (84,837)
Extraordinary items--loss on early
   termination of debt facilities, net
   of income taxes ............................        (269)                                                           (269)
                                                  ---------      ---------      ---------       --------          ---------
Net income (loss) .............................   $ (92,848)     $  12,776       (5,040)        $      6          $ (85,106)
                                                  ---------      ---------      ---------       --------          ---------
                                                  ---------      ---------      ---------       --------          ---------


                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


STATEMENTS OF CASH FLOWS

                                                                       FOR THE THREE MONTHS ENDED JULY 24, 1999
                                                   ------------------------------------------------------------------------------
                                                   US OFFICE
                                                    PRODUCTS
                                                    COMPANY
                                                    (PARENT        GUARANTOR     NON-GUARANTOR   CONSOLIDATING       CONSOLIDATED
                                                    COMPANY)      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS            TOTAL
                                                   ---------      ------------    ------------   -------------       ------------

Cash flows from operating
   activities .................................    $ (44,908)      $  23,132      $   11,264       $                 $  (10,512)
Cash flows from investing
   activities .................................         (416)        (10,413)         (4,383)                           (15,212)
Cash flows from financing
   activities .................................       14,002          (9,587)        (10,041)                            (5,626)
Effect of exchange rates on cash and
   cash equivalents ...........................                                         (293)                              (293)
                                                   ---------       ---------      ----------       -----------       ----------
Net increase (decrease) in cash and
   cash equivalents ...........................      (31,322)          3,132          (3,453)                           (31,643)
Cash and cash equivalents at
   beginning of period ........................       48,094           9,281          18,727                             76,102
                                                   ---------       ---------      ----------       -----------       ----------
Cash and cash equivalents at end of ...........
   period .....................................    $  16,772       $  12,413      $   15,274       $                 $   44,459
                                                   ---------       ---------      ----------       -----------       ----------
                                                   ---------       ---------      ----------       -----------       ----------

                                                                      FOR THE THREE MONTHS ENDED JULY 25, 1998
                                                   ------------------------------------------------------------------------------
                                                   US OFFICE
                                                    PRODUCTS
                                                    COMPANY
                                                    (PARENT        GUARANTOR     NON-GUARANTOR   CONSOLIDATING       CONSOLIDATED
                                                    COMPANY)      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS            TOTAL
                                                   ---------      ------------    ------------   -------------       ------------
Cash flows from operating
   activities .................................   $  (29,050)      $  14,175      $    7,574       $ (55)(d)         $   (7,356)
Cash flows from investing
   activities .................................       (7,499)         (6,335)        (11,756)         55 (d)            (25,535)
Cash flows from financing
   activities .................................       20,522         (12,732)         13,429                             21,219
Effect of exchange rates on cash and
   cash equivalents ...........................                                         (384)                              (384)
Cash used in discontinued operations ..........                                      (12,518)                           (12,518)
                                                   ---------       ---------      ----------       ---------          ---------
Net decrease in cash and cash
   equivalents ................................      (16,027)         (4,892)         (3,655)                           (24,574)
Cash and cash equivalents at
   beginning of period ........................       19,684          15,743          16,594                             52,021
                                                   ---------       ---------      ----------       ---------          ---------
Cash and cash equivalents at end of
   period .....................................    $   3,657       $  10,851      $   12,939       $                  $  27,447
                                                   ---------       ---------      ----------       ---------          ---------
                                                   ---------       ---------      ----------       ---------          ---------

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 24, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


     The "US Office Products Company (Parent Company)" column in the foregoing condensed consolidating financial information reflects equity method accounting for the Company's investment in subsidiaries.

     Consolidating adjustments to the condensed consolidating balance sheets include the following:

     (a) Elimination of investments in subsidiaries.

     (b) Elimination of intercompany profit in inventory and property and equipment.

     Consolidating adjustments to the condensed consolidating statements of income include the following:

     (c) Elimination of intercompany sales.

     Consolidating adjustments to the condensed consolidating statements of cash flows include the following:

     (d) Elimination of intercompany profits.

NOTE 8--NEW ACCOUNTING PRONOUNCEMENTS

     In the first quarter of fiscal 2000, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 had no impact on the results of operations or financial position of the Company.

NOTE 9--SUBSEQUENT EVENTS

     Subsequent to July 24, 1999, the Company has completed the sale of two businesses for an aggregate selling price of $2,722. The Company expects to record a loss of approximately $3,000 on these business divestitures.

     Effective September 7, 1999, the Company's Board of Directors named Warren Feldberg to the offices of President and Chief Executive Officer of the Company. Charles P. Pieper, who has served as the Company's Chairman of the Board of Directors and Chief Executive Officer, will retain his position as Chairman.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL," "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE FOLLOWING:

  -  THE COMPANY'S ABILITY TO IMPLEMENT ITS NEW BUSINESS STRATEGY, INCLUDING:

      - ITS ABILITY TO CONSOLIDATE FACILITIES AND INTEGRATE SYSTEMS ON A TIMELY AND COST-EFFECTIVE BASIS

      - THE EFFECTIVENESS OF PROGRAMS TO INCREASE REVENUES, MARGINS, AND CASH FLOW, TO REDUCE COSTS, TO IMPROVE THE PERFORMANCE OF UNDERPERFORMING BUSINESS UNITS, AND TO SELL TO LARGER CUSTOMERS

      -   THE DEVELOPMENT OF E-COMMERCE STRATEGIES

  -  THE COMPANY'S HIGH LEVEL OF DEBT

  -  THE IMPACT OF INCREASES IN INTEREST RATES

  -  CHALLENGES OF COMBINING ACQUIRED BUSINESSES

  - THE IMPACT OF CHANGES IN THE EXCHANGE RATES FOR THE NEW ZEALAND AND AUSTRALIAN DOLLARS

  - THE IMPACT OF COMPETITION FROM NATIONAL, REGIONAL AND LOCAL COMPETITORS AND COMPETITIVE PRESSURES FROM CUSTOMERS

  -  THE IMPACT OF COMPETITION ON THE INTERNET

  -  THE COMPANY'S ABILITY TO SELL NON-CORE OPERATIONS AT REASONABLE PRICES

  -  CHALLENGES OF ONGOING LITIGATION

  -  UNCERTAINTY ATTENDANT TO MANAGING FOREIGN OPERATIONS

  - UNPREDICTABILITY OF MBE REVENUES AND ABILITY TO EXPLOIT A SIGNIFICANT TECHNOLOGY UPGRADE BY MBE

  -  POTENTIAL LIABILITY FOR COSTS ARISING FROM 1998 SPIN-OFFS

  -  CHANGES IN SENIOR MANAGEMENT

PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 24, 1999 FOR A DISCUSSION OF THESE AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED BY THESE FORWARD-LOOKING STATEMENT. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated financial statements, including the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the fiscal year ended April 24, 1999, including the related notes thereto, included in the Company's 1999 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on July 22, 1999.

     Since the completion of the Strategic Restructuring Plan, (see Note 1 of the notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), the Company has focused on operational improvements. The Company significantly reduced its acquisition activity early in fiscal 1999 and later suspended all acquisitions. The Company may pursue selected, strategic acquisition opportunities in the future. As a result of the focus on operational improvements, the Company reorganized the structure of its North American businesses effective at the beginning of fiscal 2000. In prior years, these businesses were organized into a series of geographic regions and districts, all operated within a single management structure as part of the North American Office Products Group. Under the new structure, the Company has separated these businesses into three lines of business, North American office supplies (desktop accessories, writing instruments, paper products, computer consumables, business machines, catalog furniture, and coffee services), North American office furniture (middle-market and contract furniture), and North American refreshment (vending) services, with each group having a distinct management team. The Company also separately manages a series of non-core businesses (typically being considered for disposition). The Company's other businesses include the Blue Star Group, which includes a group of operating companies that include business supplies, business solutions (technology products and services), print, and consumer retailing businesses, and Mail Boxes Etc. ("MBE"), the world's largest franchisor of retail business, communications, and postal service centers.

     Consistent with the Company's announced expectations at the time it adopted the Strategic Restructuring Plan, the increased interest expense resulting from the increased debt levels associated with the Strategic Restructuring Plan significantly reduced the Company's reported earnings in fiscal 1999 and the first quarter of fiscal 2000. Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance is cash flow from operations and earnings from continuing operations before interest expense, benefit from income taxes, depreciation expense, amortization expense, Strategic Restructuring Plan costs, operating restructuring costs, unrealized foreign currency transaction loss, other (income) expense and extraordinary items ("EBITDA"). EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service its debt. EBITDA is not a measurement of performance under GAAP and should not be considered an alternative to net income
(loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

OPERATING REVENUES AND EXPENSES

     The Company derives revenues primarily from the sale of a wide variety of office supplies and other office products, office coffee service and related products, office furniture, and vending products and services to corporate customers. MBE derives revenues primarily from royalties and marketing fees, franchise fees and the sale of supplies and equipment to MBE centers.

     Cost of revenues represents the purchase price for a wide variety of office supplies and other office products, office coffee services and related products, office furniture, and vending products and services and includes occupancy, delivery and certain depreciation costs. Rebates and discounts on inventory reduce these costs when such inventory is sold. MBE's cost of revenues represents primarily franchise operation expenses and the cost of supplies and equipment sold to MBE centers.

     Selling, general and administrative expenses represent product marketing and selling costs, customer service and product design costs, warehouse costs, and other administrative expenses.

FACTORS AFFECTING COMPARABILITY

     Certain factors should be considered in comparing the Company's financial condition and results of operations in fiscal 2000 to those in fiscal 1999.

ACQUISITIONS AND DIVESTITURES

     The Company completed 22 business combinations during fiscal 1999, all of which were accounted for under the purchase method. In addition, the Company completed seven business divestitures or closures during fiscal 1999. In the first quarter of fiscal 2000, the Company did not complete any acquisitions and completed three business divestitures. The Company expects to complete additional business divestitures during fiscal 2000. It also anticipates that it may pursue selected acquisition opportunities that complement its existing businesses.

FOREIGN CURRENCY EXCHANGE RATES

     Approximately one-third of the Company's revenues are generated by its operations in New Zealand and Australia. Fluctuations in the exchange rates for the New Zealand and Australian dollars affect the Company's results.

ACCELERATED CHANGE ACTIVITIES

     During the second half of fiscal 1999, the Company organized a series of Accelerated Change Teams ("ACTs") to realize many of its cost reduction and revenue enhancement strategies on an accelerated basis. ACTs are teams of employees (in some cases assisted by outside consultants) dedicated to driving fundamental business process changes throughout the Company's business units. The ACTs provide functional experts focused by initiative, enabling business unit managers to focus on sales, customer service, and overall productivity issues. Core ACT initiatives focus on the Company's supply chain, including the consolidation of facilities and support functions and the implementation of enhanced pricing strategies and inventory management tools. The Company also formed an ACT focused solely on reducing working capital to improve overall asset utilization. The ACTs began to implement many of their programs toward the end of the fourth quarter of fiscal 1999, and they have made progress during the first quarter of fiscal 2000. The Company expects to begin to see the benefits of these initiatives during the second half of fiscal 2000, although there can be no assurance that these strategies will be successful or will have a positive effect within the anticipated timeframe.

     As predicted by the Company's public disclosures made at the end of fiscal 1999, the expenses associated with the Company's accelerated change programs had a negative effect on its results during the first quarter of fiscal 2000. These expenses consist primarily of additional selling, general, and administrative expenses related to outside resources to refine the Company's financial and operating change management strategies. See "--Consolidated Results of Operations." In addition, the Company expects that over the near term these initiatives will continue to produce short-term costs that will offset, all or a part of, expected reductions in overall expense levels. Accelerated implementation of the changes also may result in additional charges including severance costs, facility closure costs, and write-downs or write-offs of goodwill and other assets.

         As part of its accelerated change process, the Company has implemented a "fix, sell, or close" strategy. This strategy includes two basic components:
(1) Non-core businesses that the Company intends to sell are identified, placed into an active disposition process, and managed separately from the Company's core businesses until the disposition is completed. (2) The Company assigns dedicated groups of employees (sometimes assisted by outside consultants) to improve the performance of underperforming core businesses, often involving the intensive application of various ACT initiatives. Where the Company decides that an underperforming unit cannot be brought to an acceptable level of performance within a reasonable time and with an efficient level of investment, that unit may be sold or closed. In the Company's core North American office supplies business, the Company believes that this strategy is having a positive effect. Business units accounting for approximately half of the Company's total office supplies revenue in North America, which have completed significant information system and facility consolidation activities (and often some management changes), reported positive revenue and earnings growth (on average) in the first quarter of fiscal 2000, as compared to the first quarter of the prior fiscal year. The remaining units, which are either beginning or in the midst of these change initiatives and which include underperforming office supply operations, reported revenue declines and more modest earnings levels (on average) in the first quarter. The Company's experience to date is that once a business unit completes the intensive operating change activities it moves through the associated disruptions to sales and service activities and is able to achieve improved results. The Company's "fix, sell, or close" strategy is intended to get its business units through the disruptive change process as quickly as possible
(at a cost of near-term negative impact on results) and accelerate the opportunity for substantial performance improvement. There can be no assurance that the Company's positive experience to date with this strategy will continue into the future or will prove effective with all of its business units.

     Because the Company is seeking to effect change at an accelerated pace, it may recognize certain non-recurring charges more rapidly than would be likely in the absence of the accelerated change initiatives. For example, because of the rapid changes the Company is seeking to effect, it may write-down or write-off assets that it previously had expected to use in continuing operations. In some cases, charges may relate to businesses that the Company had expected to continue to operate or to operate on a temporary basis, pending disposition, but decides instead to close. The Company also expects to make investments that are expected to drive change on an accelerated basis, and this is likely to cause expenses to increase in the near term.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 24, 1999, COMPARED TO THREE MONTHS ENDED JULY 25, 1998

     Revenues decreased 4.1%, from $651.9 million for the three months ended July 25, 1998, to $625.5 million for the three months ended July 24, 1999. The decrease in revenues was due primarily to the anticipated residual effect of the loss of a number of large office supply accounts in North America during fiscal 1999, a decline in the performance of non-core operations and business units undergoing substantial operating changes under the "fix, sell or close" strategy, a decline in contract furniture revenues, and the disposal or closure of ten businesses subsequent to the first quarter of fiscal 1999. The decrease was partially offset by the inclusion of revenues from 22 companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of fiscal 1999 (the "Purchased Companies"). On a pro forma basis, adjusted for the fluctuation in the New Zealand and Australian dollars, revenues decreased 3.2%.

      Since the beginning of the 1999 calendar year, the Company has devoted substantial additional personnel and resources to the development of focused sales and service initiatives for larger regional and national customers. The Company believes that these initiatives have had positive results. Since January 1999, the Company has gained more than it has lost in the large account segment (which the Company defines as accounts purchasing at least $180,000 per year from the Company) in terms of both numbers of accounts and anticipated annual revenues from such accounts. In view of the highly competitive nature of this customer segment, there can be no assurance that the Company will continue to be able to gain market share in the large account segment or that such business can be maintained on a profitable basis.

     Gross profit decreased 1.6%, from $177.7 million for the three months ended July 25, 1998, to $174.8 million for the three months ended July 24, 1999. The decrease in gross profit is directly related to the decrease in revenues. As a percentage of revenues, gross profit increased from 27.3% for the three months ended July 25, 1998, to 27.9% for the three months ended July 24, 1999. The increase in gross profit as a percentage of revenues is the result of improved inventory management and enhanced pricing strategies in the Company's North American office supplies business and the disposal or closure of certain lower margin businesses since the beginning of the first quarter of fiscal 1999.

     Selling, general and administrative expenses increased 6.6%, from $148.8 million for the three months ended July 25, 1998, to $158.6 million for the three months ended July 24, 1999. Selling, general and administrative expenses as a percentage of revenues increased from 22.8% for the three months ended
July 25, 1998, to 25.4% for the three months ended July 24, 1999. The increase in selling, general and administrative expenses was due to several factors, including (i) outside consulting fees of approximately $3.1 million associated with the Company's ACTs (See "-Introduction" for a discussion of ACTs);
(ii) information technology initiatives of approximately $2.1 million at MBE related to the roll-out of a national point of sale system, a customer data warehouse and a satellite communication system; (iii) approximately $1.0 million related to the Company's e-commerce initiatives in North America; and (iv) other costs related to information technology and strengthening of the Company's management team. The outside consulting fees of $3.1 million and information technology initiatives at MBE of $2.1 million qualify as non-recurring charges under the terms of the Company's bank credit agreement.

     The Company recorded operating restructuring costs of $1.9 and $8.7 million during the three months ended July 24, 1999, and July 25, 1998, respectively, related to the approval and commencement of restructuring plans at a limited number of operating locations. These plans relate primarily to the consolidation of facilities and job functions, which include the costs of exiting such facilities and severance to employees who have been notified that their jobs will be eliminated. The Company is continuing to develop and review additional plans and expects to record additional operating restructuring related costs in the future.

     In conjunction with the completion of the Strategic Restructuring Plan, the Company incurred non-recurring costs from continuing operations of approximately $97.5 million during the three months ended July 25, 1998, $70.4 million of which were non-cash. In addition, approximately $11.7 million in such costs were incurred by the Spin-Off Companies and were included in the results of discontinued operations. The Strategic Restructuring Plan costs related to continuing operations consisted of: (i) compensation expense of approximately $50.8 million ($49.9 million of which was non-cash) related to the difference between the exercise prices of employee stock options underlying shares that were accepted in the Company's equity tender offer and the purchase price of such shares in the equity tender offer; (ii) professional fees (including accounting, legal, investment banking and printing fees) of approximately
$26.2 million; and (iii) a non-cash expense of approximately $20.5 million resulting from the issuance of incremental shares of common stock related to the temporary, effective reduction in the conversion price of the Company's 5 1/2% convertible subordinated notes due 2001 (the "2001 Notes"), which the Company made as part of an exchange offer for the 2001 Notes.

     Interest expense, net of interest income, increased 43.9%, from $18.5 million for the three months ended July 25, 1998, to $26.6 million for the three months ended July 24, 1999. This increase is due primarily to the timing of the completion of the Strategic Restructuring Plan and the related financing transactions (see Note 1 of the notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which resulted in a significant increase in both the amount of debt outstanding and the average interest rate related to such debt. Because these transactions occurred in June 1998, interest expense related to the increased debt and higher interest rates was reflected for approximately one-half of the first quarter of fiscal 1999 and the entire first quarter of fiscal 2000.

     The Company recorded an unrealized foreign currency transaction loss of $13.6 million during the three months ended July 24, 1999. This loss represents the impact of the devaluation of the New Zealand dollar on approximately
$400 million of USD denominated intercompany loans to the Blue Star Group. The New Zealand dollar declined from approximately USD $.55 at April 24, 1999 to approximately USD $.53 at July 24, 1999. The recognition of the loss in the statement of operations is the result of a change in accounting policy related to such loans effective the beginning of fiscal 2000. During fiscal 1999, the Company considered its intercompany loans to the Blue Star Group to be permanent in nature and, therefore, the unrealized currency transaction gains and losses related to the intercompany loans were recorded as a component of stockholders' equity on the balance sheet.

Effective April 25, 1999, the Company changed its perspective on the Blue Star Group operations and no longer considers the intercompany loans to be permanent in nature. Accordingly, the Company has recorded the unrealized foreign currency transaction loss related to its intercompany loans with the Blue Star Group for the first quarter as a component of the loss from continuing operations in the statement of operations.

     Other (income) expense decreased from income of $0.4 million for the three months ended July 25, 1998, to expense of $2.5 million for the three months ended July 24, 1999. Other (income) expense includes the Company's 49% equity interest in the net income (loss) of Dudley and miscellaneous other income and expense items. The decrease of $2.9 million is due primarily to two factors:
(i) the Company's share of Dudley's reported net loss of approximately
$1.0 million for the three months ended July 24, 1999, compared to the Company's share of Dudley's reported net income of approximately $0.9 million for the three months ended July 25, 1998; and (ii) the recognition by the Blue Star Group of a loss of approximately $1.5 million on the disposal of various owned properties during the three months ended July 24, 1999. The loss reported by Dudley during the three months ended July 24, 1999, is attributable to the continued impact of a new national distribution facility which has significantly reduced revenues as a result of lower customer service levels and increased operating costs during the start-up period, as well as the expenses and service-level impacts resulting from Dudley's implementation of a new enterprise resource (information) system.

     Benefit from income taxes decreased from $17.9 million for the three months ended July 25, 1998, to $6.9 million for the three months ended July 24, 1999, reflecting effective income tax benefit rates of 17.7% and 19.9%, respectively. The decrease in the income tax benefit is primarily the result of the decrease in the loss from continuing operations before benefit from income taxes and extraordinary items from $101.5 million for the three months ended July 25, 1998, to $34.4 million for the three months ended July 24, 1999. The benefit from income taxes for the three months ended July 24, 1999, reflects the recording of a tax benefit at the federal statutory rate of 35.0%, plus appropriate adjustments for state, local and foreign taxes. In addition, the effective income tax benefit rate was reduced to reflect the incurrence of non-deductible expenses, which consisted primarily of goodwill amortization expense.

     The benefit from income taxes for the three months ended July 25, 1998, reflects the net impact of (i) an income tax provision of 65.0% on the results from continuing operations, excluding the aggregate $106.2 million of Strategic Restructuring Plan costs and operating restructuring costs; and (ii) an income tax benefit on approximately half of the aggregate $106.2 million of Strategic Restructuring Plan costs ($97.5 million) and operating restructuring costs
($8.7 million), as the Company believes that approximately half of such costs will be deductible for income tax purposes. The 65.0% effective tax rate discussed above reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate adjustments for state, local and foreign taxes. The effective income tax rate was also increased to reflect the incurrence of non-deductible expenses, which consisted primarily of goodwill amortization expense.

     Loss from discontinued operations totaled $1.3 million for the three months ended July 25, 1998. See Note 2 of the notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

     The extraordinary loss, net of income taxes, of $269,000 during the three months ended July 25, 1998, represents the aggregate of several extraordinary items, all of which involve indebtedness that the Company either repaid or converted into equity in connection with the Strategic Restructuring Plan and the related financing transactions. The primary components of this extraordinary loss are: (i) the pre-tax non-cash write-offs of $5.2 million, $4.7 million and $2.9 million of debt issue costs incurred in conjunction with the issuance of the Company's 5 1/2% convertible subordinated notes due 2003 (the "2003 Notes"), the former credit facility and the issuance of the 2001 Notes, respectively; and
(ii) a pre-tax gain of $12.2 million related to the early extinguishment of $222.2 million of 2003 Notes at a purchase price of 94.5% of the principal amount.

BUSINESS SEGMENT RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 24, 1999, COMPARED TO THREE MONTHS ENDED JULY 25, 1998

     The following compares revenues and EBITDA (as defined in "Introduction") for each of the Company's reportable business segments. For a definition of each of the reportable business segments, see Note 6 of the notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

     NORTH AMERICAN OFFICE SUPPLIES--Revenues for the three months ended
July 24, 1999 decreased 1.1% on a historical basis and 2.6% on a pro forma basis versus the three months ended July 25, 1998. The decreases in revenues are due primarily to the impact of the anticipated residual effect of the loss of a number of large regional office supply accounts during fiscal 1999. EBITDA for the three months ended July 24, 1999 increased 4.8% versus the three months ended July 25, 1998. The increase in EBITDA is due primarily to an increase in gross margins resulting from the impact of the Company's inventory management and enhanced pricing ACT strategies.

     NORTH AMERICAN OFFICE FURNITURE--Revenues for the three months ended
July 24, 1999 decreased 15.2% on a historical basis and 17.1% on a pro forma basis versus the three months ended July 25, 1998. The decreases in revenues are due primarily to the uneven timing of contract furniture projects and disruptions to sales efforts related to the transition of certain furniture locations to new product lines or new organizational or managerial structures. EBITDA for the three months ended July 24, 1999 decreased 41.2% versus the three months ended July 24, 1998. The significant decrease in EBITDA was driven primarily by the decline in revenues, as gross margins remained constant. In addition, selling, general and administrative costs were down only 3.1%, as the furniture business currently operates with a significant level of fixed type costs.

     OTHER NORTH AMERICAN OPERATIONS--Revenues for the three months ended
July 24, 1999 decreased 21.1% on a historical basis and 11.8% on a pro forma basis versus the three months ended July 25, 1998. The decrease in historical revenues is primarily the result of two non-core businesses having significant revenue declines and the sale of two additional non-core businesses with aggregate annual revenues of approximately $30 million during the quarter. EBITDA for the three months ended July 24, 1999 decreased $5.3 million versus the three months ended July 24, 1998. The decline in EBITDA is due primarily to the costs associated with (i) the addition of internal and external resources to assist the Company's ACTs implement initiatives, which have not been allocated to the office supplies and furniture groups, and (ii) the development and implementation of an e-commerce strategy for the Company. In addition, the decline in revenues at the "fix, sell, close" companies contributed to the decline in EBITDA.

     BLUE STAR GROUP--Revenues for the three months ended July 24, 1999 increased 2.7% on a historical basis and 5.2% on a pro forma currency adjusted basis versus the three months ended July 25, 1998. The increase in pro forma currency adjusted revenues is due to sales growth in all four of Blue Star Group's divisions, with particularly strong growth in the print and consumer retailing groups. EBITDA for the three months ended July 24, 1999 increased 2.6%, primarily due to the revenue growth in the print group and the sale or closure of certain underperforming units in the technology group since the first quarter of fiscal 1999. On a pro forma currency adjusted basis, EBITDA for the three months ended July 24, 1999 declined 4.5% versus the three months ended July 25, 1998, due primarily to the Company's underperforming Australian office supply operations.

     MBE--Revenues for the three months ended July 24, 1999 increased 15.6% on both a historical and pro forma basis versus the three months ended July 25, 1998. The increase in revenues is primarily due to growth in royalties and the sale of products and equipment to franchisees, as MBE continues to grow the number of MBE franchised centers open around the world. In addition, MBE sold two master licenses during the quarter ended July 24, 1999; MBE did not sell any master licenses during the three months ended July 25, 1998. EBITDA for the three months ended July 24, 1999 decreased approximately $1.5 million, or 31.4%, versus the three months ended July 25, 1998.

This decline is the result of the costs associated with the roll-out of MBE's information technology initiatives, which totaled $2.1 million during the three months ended July 24, 1999, partially offset by the impact of increased revenues. MBE's information technology initiatives include the roll-out of a national point of sale system and a satellite communication system to its domestic franchisees and the development of a customer data warehouse.

     CORPORATE--EBITDA for the three months ended July 24, 1999 decreased approximately $3.1 million versus the three months ended July 25, 1998. The decrease is primarily the result of an overall higher level of general and administrative costs, as the Company has expanded and strengthened its corporate management team.

LIQUIDITY AND CAPITAL RESOURCES

     CASH AND WORKING CAPITAL

     At July 24, 1999, the Company had cash of $44.5 million. Cash decreased $31.6 million from $76.1 million at April 24, 1999 due primarily to the payment of $36.4 million in interest, $12.5 million of net capital expenditures, and $4.5 million of debt, partially offset by operating cash flows and working capital improvements.

     At July 24, 1999, the Company had working capital of $345.4 million. Working capital decreased $13.5 million from $358.9 million at April 24, 1999. The improvement in working capital was generated primarily through accounts payable management during the first quarter of fiscal 2000.

     LONG-TERM DEBT

     The Company's credit facility (the "Credit Facility") provides for an aggregate principal amount of $1,025.0 million, consisting of (i) a seven-year multi-draw term loan facility totaling $50.0 million, (ii) a seven-year revolving credit facility totaling $200.0 million, (iii) a seven-year term loan facility totaling $100.0 million, and (iv) an eight-year term loan facility totaling $675.0 million. See Note 1 of the notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In connection with the completion of the Strategic Restructuring Plan and the related financing transactions, the Company borrowed the full amount of the two single-draw term loan facilities. Interest rates on borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%. The Company's obligations under the Credit Facility are guaranteed by its present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee these obligations. The Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries also will be required to pledge their assets as collateral. The Company is required to enter into arrangements to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the Credit Facility and the Company's 9 3/4% senior subordinated notes due 2008 (the "2008 Notes") was at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500.0 million of the outstanding balance under the Credit Facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $915.7 million (77.1%) of the total debt outstanding at July 24, 1999. At the Company's current debt levels, a hypothetical 10% increase in the weighted average interest rate would result in approximately $1.2 million, net of taxes, of additional interest expense on an annual basis. Subsequent to July 24, 1999, the 90-day LIBOR rate has increased 0.37%.

     At July 24, 1999, the Company had total debt outstanding of $1,187.8 million and had additional borrowing availability of $200.0 million under the revolving credit facility and of $50.0 million under the multi-draw term loan facility. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at July 24, 1999, was approximately $1.6 billion.

     The Credit Facility includes, among others, restrictions on the Company's ability to incur additional indebtedness, sell assets, pay dividends, or engage in certain other transactions, and requirements that the Company maintain certain financial ratios, and other provisions customary for loans to highly leveraged companies, including representations by the Company, conditions to funding, cost and yield protections, restricted payment provisions, amendment provisions and indemnification provisions. The Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and also from excess cash flow (as defined in the Credit Facility).

     The 2008 Notes are unsecured but are guaranteed by the Company's present domestic subsidiaries; future material domestic subsidiaries will be required to guarantee the 2008 Notes. The indenture governing the 2008 Notes places restrictions on the Company's ability to incur indebtedness, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets to, or merge or consolidate with, another entity. The eight-year term loan facility contains negative covenants and default provisions substantially similar to those contained in the indenture governing the 2008 Notes.

     FOREIGN CURRENCY

     The New Zealand and Australian dollars weakened against the USD during the three months ended July 24, 1999. This resulted in an unrealized foreign currency transaction loss of $13.6 million. See "-Consolidated Results of Operations." If exchange rates continue to decline, the Company will continue to record unrealized foreign currency transaction losses resulting from the further devaluation of the Company's intercompany loans with the Blue Star Group. Subsequent to July 24, 1999, the New Zealand dollar continued to weaken against the USD. As of September 3, 1999, the New Zealand dollar equaled USD $0.52 (down from USD $0.53 at July 24, 1999).

     As a result of the Company's indebtedness, a portion of the cash flows from the Company's international operations will be required to service debt and interest payments. The Company expects that may will incur additional costs with respect to accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs.

     CASH FLOWS

     The Company anticipates its cash on hand, cash flows from operations and borrowings available from the Company's Credit Facility will be sufficient to meet its liquidity requirements for its operations, capital expenditures and additional debt service obligations for the remainder of the fiscal year. The Company does not currently anticipate that any future restructuring costs related to the Company's planned cost reduction measures, coupled with the expected effects of such cost reduction measures, would have a material adverse effect on the Company's liquidity or cash flows. See "-Introduction." The Company had net capital expenditures of $12.5 million during the three months ended July 24, 1999, and anticipates additional capital expenditures of approximately $48-$58 million in fiscal 2000. The anticipated capital expenditures will primarily support the Company's information systems development, e-commerce initiatives, and the consolidation of certain administrative functions.

     During the three months ended July 24, 1999, net cash used in operating activities was $10.5 million. This use of cash included the payment of $36.4 million in interest expenses which became payable during the quarter.
Net cash used in investing activities was $15.2 million, including $12.5 million used for net additions to property and equipment. Net borrowings decreased
$5.6 million.

     During the three months ended July 25, 1998, net cash used in operating activities was $7.4 million. This use of cash included the payment of approximately $16.0 million of costs related to the Strategic Restructuring Plan. If such one-time Strategic Restructuring Plan costs were not included, net cash provided by operating activities would have been $8.6 million for the three months ended July 25, 1998. Net cash used in investing activities was $25.5 million, including $11.8 million used for acquisitions and $12.9 million used for additions to property and equipment. Net borrowings increased approximately $450 million during the three months ended July 25, 1998, primarily to fund the Strategic Restructuring Plan and the related financing transactions, and also to fund acquisitions and additions to property and equipment during the period. In addition, the Company received an equity investment of $254.0 million, net of expenses, from an affiliate of an investment firm managed by Clayton, Dubilier & Rice, Inc. and $118.9 million from discontinued operations in repayment of intercompany loan balances outstanding at the date of the spin-offs. Discontinued operations used $12.5 million of cash during the three months ended July 25, 1998.

YEAR 2000 COMPLIANCE

     The Company is carrying out a process to assess Year 2000 compliance of its systems and the systems of major vendors and third-party service providers, and to remediate any non-compliance of its systems.

     Prior to the Year 2000 readiness project, the Company initiated a common system project for hardware and software systems. As a result of this project, the Company has replaced several systems. The Company has not materially accelerated the replacement of hardware or software systems as a result of Year 2000 performance and/or compliance issues.

     As described below, each of the Company's North American, MBE, Blue Star Group and Dudley operations is performing its own Year 2000 readiness review.

NORTH AMERICAN OPERATIONS

     The Year 2000 compliance process in the Company's North American operations (excluding MBE) involves three phases, as described below.

     PHASE ONE--INVENTORY AND PLANNING

     The Company completed this phase in May 1998. In this phase, the Company inventoried all hardware and software that potentially is susceptible to Year 2000 problems, prepared plans for assessing compliance and for completing remediation, and prepared vendor and supplier compliance surveys.

     PHASE TWO--ASSESSMENT

     In this phase, the Company assessed which of its systems are Year 2000 compliant, obtained compliance statements from hardware and software vendors, supply manufacturers and service trading partners, and planning for remediation of non-compliant systems. The Company completed this phase in December 1998.

     The Company's assessment plan included assessment of Year 2000 compliance of non-information technology (non-IT) components, including the Company's bindery machinery, coffee roasting facilities, office furniture manufacturing facilities, security systems, credit card processing devices and freight elevators. The Company believes there are no significant uses of micro-processing oriented equipment within its manufacturing systems and completed assessment of these systems in December 1998.

     PHASE THREE--REMEDIATION AND TESTING

     In this phase, the Company is deploying plans for elimination, upgrade, replacement or modification of non-compliant systems, and testing compliance. The Company originally scheduled completion of this phase for the summer of 1999 and has extended the completion date to October 1999. Verification and testing will continue through December 1999.

     The Company's Trinity system, which is the core information management and processing system for its North American office supplies operations, is Year 2000 compliant. The Company is installing this system throughout its office supplies operations, and it expects to complete its Trinity installation plans for office supplies businesses by the end of 1999. Some North American locations (including those in the furniture, vending, and office coffee businesses) will continue to use operating systems other than Trinity after the end of 1999. Therefore, the Company is assessing the compliance of other systems used by its North American operating subsidiaries. The Company has determined that some of the systems used by its North American subsidiaries are not currently Year 2000 compliant, but the Company believes that it is highly likely that these systems will be made compliant without material expense by the fall of 1999.

     The Company has received compliance statements from approximately 90% of its primary supply vendors. Based on these statements, the Company believes that most supply vendors who have responded will be Year 2000 compliant by the end of September 1999. The Company has identified some vendors as fitting a "concerned" profile due to late compliance dates or because responses indicate some possibility of poor planning. The Company is communicating with each of these vendors to remediate these concerns. Failure of these vendors to reach Year 2000 compliance or remediate prior to the century change is not expected to have a material adverse effect on the Company's performance. With regard to products, the Company cannot warrant Year 2000 compliance for products sold and distributed by the Company and its subsidiaries. Product is procured from vendors and manufacturers' for sale and distribution to our customers. The Company does not believe it would face material liability from non-compliance with respect to these products.

     If the Company fails to achieve Year 2000 compliance in all its systems, the Company could lose the ability to process certain of its customer's orders until compliance is achieved or a means to work around the failure is implemented. The Company's systems are not now uniform across all operations and the Company does not expect uniformity by the end of 1999. Therefore, any failure would not be system wide. The Company believes that in a worst case scenario, at most 20% of its orders would be affected. A failure to fill orders would not, however, necessarily result in a complete loss of the order. An order could be filled through alternative methods within a relatively short period. Nevertheless, any disruption in order fulfillment could result in some loss of revenue. If this disruption is the result of noncompliance that is greater than anticipated, the loss of revenue could be material. The Company is in the process of establishing contingency plans and anticipates completion during the fourth calendar quarter of 1999.

     For North America, the Company's assessment and remediation of Year 2000 compliance issues has a budget of less than $1.0 million, and expenses have been less than expected. The Company does not currently expect that future expenses for assessment or remediation will be material.

MBE, BLUE STAR GROUP AND DUDLEY

     The Company has received reports from MBE that address the Year 2000 readiness of software and hardware provided by MBE and used by MBE franchisees, as well as that used by MBE's corporate operations. MBE is in the process of assessing and testing mission critical systems, and performing additional activities as summarized below. These efforts fall within three categories. First, MBE continues to review Year 2000 compliance as it relates to the software that MBE writes and provides to its franchisees. Second, MBE continues to review Year 2000 compliance as it relates to its internal hardware and software that it uses for the daily operations of its corporate business. Third, MBE continues to review Year 2000 compliance statements of major vendors of MBE and its franchisees, including statements of vendors that supply hardware to MBE that MBE re-sells to its franchisees.

     MBE creates proprietary software ("MBE Software") for its franchisees that are used for a variety of functions to operate an MBE center. Based on MBE's testing, the majority of this software is currently Year 2000 compliant. For the remaining MBE Software, MBE plans either (i) to reprogram or otherwise upgrade such software, or (ii) to no longer support, and no longer require franchisees to purchase and use, such software. MBE expects any reprogramming to be completed by the end of September 1999. MBE does not believe that a failure to complete these upgrades would have a material adverse effect on its franchisees' or MBE's results of operations.

     MBE's franchisees may also use other software, not provided or recommended by MBE, and this software and/or its combinations with MBE Software may not be Year 2000 compliant. The franchisees are responsible for ensuring that software not provided by MBE is Year 2000 compliant both standing alone and in combination with MBE Software. MBE does not believe that the failure of franchisees to obtain Year 2000 compliance would have a material adverse effect on MBE because franchisees have manual alternatives available. MBE's franchisees purchase or lease some hardware from MBE, which is provided to MBE by various manufacturers. MBE has reviewed statements from the vendors of hardware currently being sold or leased to franchisees by MBE, and such statements indicate that such hardware is Year 2000 compliant.

     With respect to software and hardware used by MBE's corporate operations, MBE has reported to the Company that some software products used by MBE for certain accounting and database functions, as well as some desktop computers, are not currently Year 2000 compliant. MBE and the providers of this software and hardware are in the process of reprogramming such software and upgrading such hardware and expect to complete this process by the end of September 1999. MBE expects to be able to bring its software and hardware that are not currently Year 2000 compliant into compliance within budgeted limits and without material expense. MBE does not believe any failure to reprogram or upgrade the software and hardware used by MBE in its corporate operations would have a material adverse effect on MBE.

     Much of MBE's hardware and software depends upon the proper interaction of various hardware, software and services furnished by third parties. While MBE is performing Year 2000 readiness tests on its systems and attempting to obtain statements from its primary vendors, the vast array of combinations of MBE and third-party components (including those provided by franchisees), functions and entry and exit points make it impractical to test every aspect of the systems. MBE is currently evaluating statements from its mission critical vendors to develop contingency plans in the event one or more of such vendors experiences a failure due to Year 2000 non-readiness. MBE currently expects to complete such contingency plans during the fourth calendar quarter of 1999. However, any such contingency plans to be developed by MBE will be limited by the fact that there are only a small number of vendors providing shipping and delivery services on a national and worldwide scale; accordingly, alternative means of delivery will be limited in the event one or more of MBE's major vendors experiences a failure due to Year 2000 non-compliance.

     Blue Star's review of compliance is ongoing. Based on reports received to date by the Company from Blue Star, the majority of systems used in New Zealand and Australia are currently Year 2000 compliant, and the Company expects that the majority of non-compliant systems will be Year 2000 compliant by during the fourth calendar quarter of 1999. Blue Star is continuing to survey its major vendors to determine such vendor's Year 2000 readiness. Some vendors have failed to reply, but key vendors have been identified and Blue Star has obtained assurances, which it believes are reliable, from these vendors where potential exposure was deemed critical.

     Based on reports received to date by the Company from Dudley, an initial assessment of the systems indicates that there are no significant Year 2000 issues.

     The Company's review of Year 2000 compliance issues at MBE, Blue Star and Dudley to date has been based on reports received from those operations. While Company personnel speak regularly with employees at MBE, Blue Star, and Dudley about the status and progress of Year 2000 compliance efforts, Company personnel responsible for Year 2000 compliance activities within the Company's North American operations have not conducted their own on-site testing or verification at these other locations. While the Company's level of assurance regarding the compliance of systems at MBE, Blue Star, and Dudley might be higher if it were to conduct such additional on-site reviews to confirm the status of compliance activities, the Company believes, based upon the compliance programs being carried out, the content and thoroughness of regular reports transmitted to the Company, and the involvement of both senior executives and knowledgeable systems professionals in the compliance activities at all of these operations, that the compliance process is being handled in a reasonable and responsible manner. MBE, Blue Star, and Dudley have not segregated their expenses for Year 2000 compliance from other information technology costs, but the Company does not expect these expenses to exceed $4.0 million. MBE, Blue Star and the

Company's interest in Dudley represent approximately one-third of the Company's consolidated revenues. If the operations of any of these groups are not materially compliant within a safe time frame, the Company's results of operations could be materially adversely affected.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The Company's business is subject to seasonal influences. The Company's historical revenues and profitability in its core office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The revenues and profitability of the Company's operations in New Zealand and Australia and at MBE have generally been higher in the Company's third quarter. As the Company's mix of businesses evolves through future business combinations, these seasonal fluctuations may continue to change. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

     Quarterly results also may be affected by the timing and magnitude of business combinations, the timing and magnitude of costs related to such business combinations, variations in the prices paid by the Company for the products it sells, the mix of products sold, and general economic conditions. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

INFLATION

     The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1999 or the first quarter of fiscal 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     In the first quarter of fiscal 2000, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 had no impact on the results of operations or financial position of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposures arise from changes in interest rates and fluctuations in the exchange rates related primarily to the New Zealand, Australian and Canadian dollars. The Company utilizes interest rate swaps and foreign currency forward contracts to reduce its exposure to adverse fluctuations in interest rates and exchange rates. The Company does not hold or issue derivative instruments for trading purposes.

INTEREST RATE RISK

     See the disclosure included in the Company's 1999 Annual Report on Form 10-K. The Company does not believe that the risk it faces related to interest rate risk is materially different than at the date of the 1999 Annual Report.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company conducts business activities in New Zealand and Australia (related to the Blue Star Group) and Canada (two coffee businesses) and has a 49% equity interest in a business in the United Kingdom. As a result, the Company is exposed to foreign currency exchange rate risk primarily due to its transactions and net assets denominated in New Zealand (NZD), Australian (AUD), and Canadian (CDN) dollars and the Pound Sterling. The Blue Star Group uses foreign currency forward contracts to hedge the impact of adverse fluctuations in the exchange rate on the purchases of goods from overseas markets, as well as on the interest paid related to intercompany debt obligations denominated in U.S. dollars. The Company has not entered into any derivative instruments with respect to the CDN dollar or the Pound Sterling.

     The U.S. dollar is the functional currency for the Company's consolidated results of operations and financial position. For the Company's subsidiaries in New Zealand, Australia and Canada, the functional currency is the NZD, AUD and CDN dollar, respectively. The functional currency of the Company's equity investment in the United Kingdom is the Pound Sterling. The cumulative transaction effects for the subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in consolidated stockholders' equity, with the exception of the Company's U.S. dollar denominated $400 million of intercompany loans with the Blue Star Group. The impact of the fluctuation in the NZD and AUD dollars on these intercompany loans is reflected in the recognition of an unrealized foreign currency transaction gain or loss. The effect of a USD $.01 change in the NZD exchange rate would result in the recording of an unrealized foreign currency transaction gain or loss of approximately $7.5 million. In addition, as of July 24, 1999, the stockholders' equity of the Blue Star Group totaled $169.4 million.

                            PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Individuals purporting to represent various classes composed of stockholders who purchased shares of US Office Products common stock between June 5, 1997 and November 2, 1998 filed six actions in the United States District Court for the Southern District of New York and four actions in the United States District Court of the District of Columbia in late 1998 and early 1999. Each of the actions named the Company and Jonathan J. Ledecky, the Company's former Chairman and Chief Executive Officer, and, in some cases, Sands Brothers & Co. Ltd. as defendants. The actions claimed that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder in connection with the Company's Strategic Restructuring Plan. Two of the actions alleged a violation of Sections 11, 12 and/or 15 of the Securities Act of 1933 and/or breach of contract under California law relating to the Company's acquisition of MBE. The actions seek declaratory relief, unspecified money damages and attorney's fees. All of these actions have been consolidated and transferred to the United States District Court for the District of Columbia and the Company is awaiting filing of a consolidated amended complaint. The Company intends to vigorously contest this action.

     Sellers of three businesses that the Company acquired in the fall of 1997 and that were spun off in connection with the Company's Strategic Restructuring Plan also have filed complaints in state court in Michigan, the United States District Court for the District of Delaware, and the United States District Court for the District of Connecticut. These lawsuits were filed on January 19, 1999, February 10, 1999 and March 3, 1999, respectively, and name, among others, the Company as a defendant. All three of these cases have been transferred and consolidated for pretrial purposes with the purported class-action pending in the United States District Court for the District of Columbia. The Company also has entered into a tolling agreement with the sellers of another business acquired in December 1997. Each of these disputes generally relates to events surrounding the Strategic Restructuring Plan, and the complaints that have been filed assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contract, negligence, and/or breach of fiduciary duty. The Company believes that these claims may be subject to indemnification, at least in part, under the terms of the distribution agreement that was executed in connection with the Strategic Restructuring Plan between the Company and the companies that were spun off in the Strategic Restructuring Plan. The Company intends to vigorously contest these actions.

     On April 14, 1998, a stockholder purporting to represent a class composed of all the Company's stockholders filed an action in the Delaware Chancery Court. The action names the Company and its directors as defendants, and claims that the directors breached their fiduciary duty to stockholders of the Company by changing the terms of the self tender offer for the Company's common stock that was a part of the Strategic Restructuring Plan to include employee stock options. The complaint seeks injunctive relief, damages and attorneys' fees. The directors filed an answer denying the claims against them, and the Company has moved to dismiss all claims against it. The Company believes that this lawsuit is without merit and intends to vigorously contest it.

     The Company is, from time to time, a party to other legal proceedings arising in the normal course of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27   Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

     During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

     i. Form 8-K dated April 15, 1999, and filed with the Commission on May 7, 1999, reporting information under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              US OFFICE PRODUCTS COMPANY


       September 3, 1999                      By:   /s/ Charles P. Pieper
       -----------------                         --------------------------
            Date                                 Charles P. Pieper
                                                 Chief Executive Officer



       September 3, 1999                      By:   /s/ Joseph T. Doyle
       -----------------                         --------------------------
            Date                                 Joseph T. Doyle
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS



NUMBER    DESCRIPTION
------    -----------


 27       Financial Data Schedule
